Form 10-K
JPMBB Commercial Mortgage Securities Trust 2013-C12
filed 2015-03-30
CIK 1577545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to _____ from _____

Commission file number of the issuing entity:  333-165147-08

Central Index Key Number of the issuing entity:  0001577545

JPMBB Commercial Mortgage Securities Trust 2013-C12

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000154805

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1.)

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Archetype Mortgage Funding II LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3909183 38-3909184 38-7092988 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

Columbia, MD
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant’s telephone number, including area code:
(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / /No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

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

The Exhibit Index describes Exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the IDS Center Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date. The IDS Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the IDS Center Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the IDS Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the IDS Center loan combination in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C13 transaction, Commission File Number 333-165147-09 (the “JPMCC 2013-C13 Transaction”). After the closing of the JPMCC 2013-C13 Transaction on July 17, 2013, this loan combination, including the IDS Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2013-C13 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes Exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Southridge Mall Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date. The Southridge Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Southridge Mall Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Southridge Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Southridge Mall loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C14 transaction, Commission File Number 333-165147-10 (the “JPMBB 2013-C14 Transaction”). After the closing of the JPMBB 2013-C14 Transaction on August 19, 2013, this loan combination, including the Southridge Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C14 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer for the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan, and the special servicer for the Southridge Mall Mortgage Loan. Thus, Midland, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) (“KeyBank”) is the special servicer for the IDS Center Mortgage Loan under the pooling and servicing agreement for the JPMCC 2013-C13 Transaction. In addition, KeyBank is the primary servicer, under the Pooling and Servicing Agreement, for the Colony Hills Portfolio Loans -Yester Oaks Apartments, Colony Hills Portfolio Loans -Windsor Place and Pathways Apartments, Northway Center, Homewood Suites -Miami, Park 50, Bluerock Net Lease Portfolio, GSA Building -Jersey City, Keep It Self Storage, Walgreens -Bonner Springs, Marketplace of Americus, and Walgreens Waynesboro Mortgage Loans, which collectively constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans identified in this paragraph because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator for the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

Wells Fargo Bank is the trustee and custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the trustee and custodian for the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a servicing function participant with respect to the mortgage loans because it is servicing mortgage loans which constituted 5% or more of the asset pool of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in these capacities are listed in the Exhibit Index.

Pentalpha Surveillance LLC (“Pentalpha”) is the senior trust advisor for the mortgage loans serviced under the Pooling and Servicing Agreement and the senior trust advisor for the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. Thus, Pentalpha, in the capacities described above, is a servicing function participant with respect to the mortgage loans because it is servicing mortgage loans which constituted 5% or more of the asset pool of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha in the capacities described above are listed in the Exhibit Index.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee and Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the IDS Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2013-C13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Southridge Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C14 Transaction, are attached under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Management’s assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (KeyBank) attached to this Annual Report on Form 10-K as Exhibit 33.6 (the “KeyBank Assessment”)  identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

1)     Servicing Criteria impacted

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2)     Material Instances of Noncompliance with Servicing Criteria

Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary. KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

3)     Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected.  The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

Transaction	# of impacted mortgage loans to be corrected	Amount of the letters of credit related to such impacted mortgage loans to be corrected ($)
BACM 2005-4	1	2,500,000.00
BACM 2006-1	2	4,122,389.00
BACM 2006-3	4	1,397,562.00
BACM 2006-5	2	477,789.00
BACM 2006-6	4	1,305,983.00
BACM 2007-1	4	1,776,950.00
BACM 2007-2	3	595,091.00
BACM 2007-3	5	5,478,556.00
BACM 2007-4	1	1,000,000.00
BACM 2008-LS1	1	275,346.00
GECMC 2007-C1	2	614,472.00
MLMT 2008-C1	1	102,818.00
COMM 2006-C7	1	355,000.00
MSC 2012-C4	1	2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant’s attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of July 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Berkadia Commercial Mortgage Securities LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2013 in connection with the JPMCC 2013-C13 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of August 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 19, 2013 in connection with the JPMBB 2013-C14 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 33.1)
33.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the IDS Center Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Senior Trust Advisor for the IDS Center Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southridge Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Southridge Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Southridge Mall Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 34.1)
34.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the IDS Center Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Senior Trust Advisor for the IDS Center Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southridge Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Southridge Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Southridge Mall Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 35.1)
35.12 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the IDS Center Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Southridge Mall Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association, relating to the mortgage loans sold to the depositor by KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.5         Primary Servicing Agreement, dated as of June 1, 2013, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as primary servicer (Filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not applicable.

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
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of July 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Berkadia Commercial Mortgage Securities LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2013 in connection with the JPMCC 2013-C13 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of August 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 19, 2013 in connection with the JPMBB 2013-C14 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 33.1)
33.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the IDS Center Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Senior Trust Advisor for the IDS Center Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southridge Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Southridge Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Southridge Mall Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 34.1)
34.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the IDS Center Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Senior Trust Advisor for the IDS Center Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southridge Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Southridge Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Southridge Mall Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the IDS Center Mortgage Loan (see Exhibit 35.1)
35.12 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer for the IDS Center Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the IDS Center Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Southridge Mall Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) and Starwood Mortgage Capital LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association, relating to the mortgage loans sold to the depositor by KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)

99.5         Primary Servicing Agreement, dated as of June 1, 2013, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as primary servicer (Filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 and incorporated by reference herein)