Form 10-K
JPMBB Commercial Mortgage Securities Trust 2013-C12
filed 2016-03-24
CIK 1577545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-165147-08

Central Index Key Number of the issuing entity:0001577545

JPMBB Commercial Mortgage Securities Trust 2013-C12

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Archetype Mortgage Funding II LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3909183 38-3909184 38-7092988 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant's telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Legacy Place Mortgage Loan and the Americold Cold Storage Portfolio Mortgage Loan, which constituted approximately 9.3% and 8.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Legacy Place Mortgage Loan or the Americold Cold Storage Portfolio Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Legacy Place Mortgage Loan and the Americold Cold Storage Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the IDS Center Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date. The IDS Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the IDS Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the IDS Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the IDS Center loan combination in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C13 transaction, Commission File Number 333-165147-09 (the “JPMCC 2013-C13 Transaction”). After the closing of the JPMCC 2013-C13 Transaction on July 17, 2013, this loan combination, including the IDS Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2013-C13 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPMCC 2013-C13 Transaction, is also the primary servicer of this loan combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2013-C13 Transaction. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Southridge Mall Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date. The Southridge Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Southridge Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Southridge Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Southridge Mall loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C14 transaction, Commission File Number 333-165147-10 (the “JPMBB 2013-C14 Transaction”). After the closing of the JPMBB 2013-C14 Transaction on August 19, 2013, this loan combination, including the Southridge Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C14 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPMBB 2013-C14 Transaction, is also the primary servicer of this loan combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2013-C14 Transaction. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the IDS Center Mortgage Loan and the primary servicer and special servicer of the Southridge Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) is the primary servicer of the Colony Hills Portfolio Loans -Yester Oaks Apartments, Colony Hills Portfolio Loans -Windsor Place and Pathways Apartments, Northway Center, Homewood Suites -Miami, Park 50, Bluerock Net Lease Portfolio, GSA Building -Jersey City, Keep It Self Storage, Walgreens -Bonner Springs, Marketplace of Americus, and Walgreens Waynesboro Mortgage Loans, which collectively constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date, and the special servicer of the IDS Center Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans identified in this paragraph because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the IDS Center Mortgage Loan and the Southridge Mall Mortgage Loan. As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer and special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on June 21, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the IDS Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2013-C13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2013-C13 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2013-C13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Southridge Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2013-C14 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2013-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of June 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Berkadia Commercial Mortgage LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2013 under Commission File No. 333-165147-09 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 19, 2013 under Commission File No. 333-165147-10 and incorporated by reference herein).

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
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Legacy Place Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 33.1)
33.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IDS Center Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of the IDS Center Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Senior Trust Advisor of the IDS Center Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Southridge Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Southridge Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Southridge Mall Mortgage Loan (see Exhibit 33.5)

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
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Legacy Place Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 34.1)
34.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IDS Center Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of the IDS Center Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Senior Trust Advisor of the IDS Center Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Southridge Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Southridge Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Southridge Mall Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 35.1)
35.12 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the IDS Center Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Southridge Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) and Starwood Mortgage Capital LLC (formerly known as Archetype Mortgage Capital LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of June 1, 2013, by and between Midland Loan Services, a Division of PNC Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of June 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Berkadia Commercial Mortgage LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2013 under Commission File No. 333-165147-09 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2013, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 19, 2013 under Commission File No. 333-165147-10 and incorporated by reference herein).

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
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Legacy Place Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 33.1)
33.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IDS Center Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of the IDS Center Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Senior Trust Advisor of the IDS Center Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Southridge Mall Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Southridge Mall Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Southridge Mall Mortgage Loan (see Exhibit 33.5)

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
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Legacy Place Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 34.1)
34.18 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the IDS Center Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of the IDS Center Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Senior Trust Advisor of the IDS Center Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Southridge Mall Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Southridge Mall Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Southridge Mall Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Legacy Place Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IDS Center Mortgage Loan (see Exhibit 35.1)
35.12 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Special Servicer of the IDS Center Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the IDS Center Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southridge Mall Mortgage Loan (see Exhibit 35.1)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Southridge Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC) and Starwood Mortgage Capital LLC (formerly known as Archetype Mortgage Capital LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of June 1, 2013, by and between Midland Loan Services, a Division of PNC Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)