Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C12
filed 2017-03-21
CIK 1577545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor: 0001548405

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

Not applicable.

EXPLANATORY NOTES

The Legacy Place Mortgage Loan and the Americold Cold Storage Portfolio Mortgage Loan, which constituted approximately 9.3% and 8.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Legacy Place Mortgage Loan or the Americold Cold Storage Portfolio Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Legacy Place Mortgage Loan and the Americold Cold Storage Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the IDS Center Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The IDS Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the IDS Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the IDS Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the IDS Center loan combination in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2013‑C13 transaction, Commission File Number 333-165147-09 (the “JPMCC 2013-C13 Transaction”).  After the closing of the JPMCC 2013-C13 Transaction on July 17, 2013, this loan combination, including the IDS Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2013-C13 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2013-C13 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2013-C13 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Southridge Mall Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The Southridge Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Southridge Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Southridge Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Southridge Mall loan combination in the JPMBB Commercial Mortgage Securities Trust 2013‑C14 transaction, Commission File Number 333-165147-10 (the “JPMBB 2013-C14 Transaction”).  After the closing of the JPMBB 2013-C14 Transaction on August 19, 2013, this loan combination, including the Southridge Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C14 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2013-C14 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2013-C14 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

 On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

99.1 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and KeyBank National Association, as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC), as Seller, and Starwood Mortgage Capital LLC (formerly known as Archetype Mortgage Capital LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of June 1, 2013, between Midland Loan Services, a Division of PNC Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 21, 2017

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

99.1 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and KeyBank National Association, as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of June 25, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC (formerly known as Archetype Mortgage Funding II LLC), as Seller, and Starwood Mortgage Capital LLC (formerly known as Archetype Mortgage Capital LLC) (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of June 1, 2013, between Midland Loan Services, a Division of PNC Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 under Commission File No. 333-165147-08 and incorporated by reference herein)